Form 10-K
period 2001-12-31
CIT EC EF 2001-A
filed 2002-04-17
CIK 1159705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2001
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
     For The Transition Period From ________________ to ________________

                        Commission File Number 333-74847
                               CIT EC - EF 2001-A


        A DELAWARE                       I.R.S. EMPLOYER IDENTIFICATION
          TRUST                                 No. 22-3634034


                   c/o The CIT Group/Equipment Financing, Inc.
                    1 CIT Drive, Livingston, New Jersey 07039
                         Telephone Number (973) 740-5000

                               ------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                        Name of exchange on
                                                    which registered
      ---------------------                       -------------------
     Receivable-Backed Notes                             None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS

                                     PART I

       Item   Description                                                                                Page
       ----   -----------                                                                                ----
       2.     Properties                                                                                  1
       3.     Legal Proceedings                                                                           1
       4.     Submission of Matters to a Vote of Security-Holders                                         1


                                 PART II

       5.     Market for Registrant's Common Equity and Related Stockholder Matters                       1
       9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        1


                                PART III

       12.    Security Ownership of Certain Beneficial Owners and Management                              2
       13.    Certain Relationships and Related Transactions                                              2


                                 PART IV

         14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            2

                                     PART I


ITEM 2.       PROPERTIES

              The Trust owns certain equipment loan and lease receivables acquired from NCT Funding Company, LLC pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing
              Agreement").

ITEM 3.       LEGAL PROCEEDINGS

              The registrant knows of no material pending proceedings with respect to the Trust.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              No matter has been submitted to a vote of the holders of the CIT EC - EF 2001-A (the "Trust") Receivable-Backed Notes or Equity Certificate through the solicitation of proxies or otherwise.

                                 PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

              There is no established public trading market for the Equity Certificate of the Trust. As of December 31, 2001, the number of holders of record were as follows: Equity Certificate: 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              On June 1, 2001 Tyco International Ltd. ("Tyco") acquired The CIT Group, Inc. ("CIT"). Prior to Tyco's acquisition of CIT, the independent auditor for CIT and each of its subsidiaries was KPMG LLP. The independent auditor for Tyco is PricewaterhouseCoopers ("PwC"). On June 1, 2001, in connection with the acquisition referred to above, Tyco and CIT jointly determined that CIT would terminate its audit engagement with KPMG and enter into an audit engagement with PwC. The termination of KPMG's audit engagement was not the result of any disputes or disagreements between CIT and KPMG during the past two years. CIT's Board of Directors approved the appointment of PwC as the independent auditors for CIT and its subsidiaries.

                                PART III

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              Not Applicable.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              None

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

              a) Documents filed as a part of the report:

              Exhibits:

              23.1 Consent of Independent Accountants

              99.1 Report of Independent Accountants

              99.2 Management's Assertion Concerning Compliance with USAP
                   Minimum Servicing Standards, to the extent the procedures in such are applicable to the servicing obligations set forth in the Servicing Agreement

              b) Current Reports on Form 8-K:


                     Date              Items Reported                 Financial Statements
                     ----              --------------                 --------------------
                  11/29/2001                5, 7               Monthly report to certificate holders
                  12/26/2001                5, 7               Monthly report to certificate holders


                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CIT EC - EF 2001-A

                                    By: The CIT Group/Equipment Financing, Inc.,
                                        as Servicer

                                    By: Frank Garcia
                                    Frank Garcia
                                    Senior Vice President

April 15, 2002

                                  EXHIBIT INDEX


Exhibit No.

         23.1     Consent of Independent Accountants

         99.1     Report of Independent Accountants

         99.2 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards, to the extent the procedures in such are applicable to the servicing obligations set forth in the Servicing Agreement